Form 10-K
period 2000-12-31
CITYSCAPE HOME EQUITY LOAN TRUST SERIES 1997 C
filed 2001-02-28
CIK 1041748

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange
                Act of 1934 For fiscal year ended 12/31/2000

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

        There are approximately 23 holders of record as of the end of the reporting year.


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

Date: 01/31/01

Financial Asset Securities Corp by U.S. Bank National Association fka First Bank National Association,as Trustee for Cityscape Home Equity Loan Trust 1997-C, Home Equity Pass-Through Certificates.

By:    /s/ Barbara J. Quall
   --------------------------------------
Name:    Barbara J. Quall
Title:   Vice President
Company: U.S. Bank National Association fka First Bank National Association